Form 10-K
period 2003-12-31
GS MORTGAGE SECURITIES CORP MORT PAS THRU CRTS SRIES 2003-1
filed 2004-03-26
CIK 1219665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number  333-100818-03

                         GS MORTGAGE SECURITIES CORP
             (Exact name of registrant as specified in its charter)


       Delaware                                       13-6357101
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

85 Broad Street
New York, NY                                                    10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000

                         GSR Mortgage Loan Trust 2003-1
               Mortgage Pass-Through Certificates, Series 2003-1
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                   Documents incorporated by reference: None

GS MORTGAGE SECURITIES CORP
GSR Mortgage Loan Trust 2003-1
Mortgage Pass-Through Certificates, Series 2003-1
-----------------------------------------------------------------------

PART I

Item 1.  Business

         Not Applicable.

Item 2.  Properties

         Not Applicable.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer, the Servicers or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 19.


Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not Applicable.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Not applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K with respect to the Trust were filed by the Registrant for the last quarter of 2003.

    Current Reports on Form 8-K dated October 27, 2003, November 25, 2003, and December 26, 2003 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were
    Item 5 and Item 7.

(c) Exhibits to this report.

     Annual Independent Accountant's Servicing Report concerning servicing activities filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for filed as Exhibit 99.2 herto.

     Annual  Statement of Compliance  filed as Exhibit 99.3 hereto.

d) Not applicable.

GS MORTGAGE SECURITIES CORP
GSR Mortgage Loan Trust 2003-1
Mortgage Pass-Through Certificates, Series 2003-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  March 26, 2004            By:   /s/ Janet Bell
      ----------------------             --------------------------------------
                                  Name:  Janet Bell
                                 Title:  Chief Executive Officer

                            DEPOSITOR CERTIFICATION

     Re: GSR Mortgage Loan Trust 2003-1 (the "Trust") Mortgage Pass-Through Certificates, Series 2003-1, issued pursuant to the Trust Agreement, dated as of February 1, 2003 (the "Trust Agreement"), among JPMorgan Chase Bank, as trustee (the "Trustee"), and GS Mortgage Securities Corp., as depositor (the "Depositor"), and serviced by ABN AMRO Mortgage Group, Inc., Cendant Mortgage Corporation, and National City Mortgage Co. (the "Servicers") pursuant to the respective servicing agreement (the "Servicing Agreement").

I, Janet Bell, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Trust Agreement and Servicing Agreements, for inclusion in the Reports is included in the Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Servicing Agreements, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Servicing Agreements; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.

     Date:  March 26, 2004
           --------------------------------

       By:   /s/ Janet Bell
            --------------------------------------
     Name:  Janet Bell
     Title: Chief Executive Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit Description

99.1    Annual Independent Accountant's Servicing Report

        a) ABN AMRO Mortgage Group, Inc., as Servicer
        b) Cendant Mortgage Corporation., as Servicer
        c) National City Mortgage Co., as Servicer

99.2   Report of Management as to Compliance with Minimum Servicing  Standards

        a) ABN AMRO Mortgage Group, Inc., as Servicer
        b) Cendant Mortgage Corporation, as Servicer
        c) National City Mortgage Co., as Servicer

99.3    Annual  Statement of Compliance
        a) ABN AMRO Mortgage Group, Inc., as Servicer
        b) Cendant Mortgage Corporation, as Servicer
        c) National City Mortgage Co., as Servicer

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                        -------------------------------

Ernest & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, IL 60606

                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

Board of Directors
LaSalle Bank Corporation

     We have examined management's assertion, included in the accompanying report titled Report of Managaement, that ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2003. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Pubic Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

     In our opinion, management's assertion, that AAMG complied with the aforementioned requirements during the year ended December 31, 2003 is fairly stated, in all material respects.

     This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used by anyone oher than these specified parties.

Ernest & Young LLP

January 30, 2004

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, New Jersey 08540
Tel (609) 514-3600
Fax ((609) 514-3603
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


To Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standands.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

     This report is intended solely for the information and use of the Company, investors in loans serviced by the Company and their independent auditors for their evaluation of the Company's compliance with applicable servicing agreeements, and is not intended to be and should not be used by anyone oher than these specified parties.

By:  /s/ Deloitte & Touche LLP
---------------------------

February 23, 2004

Ernest & Young LLP
1300 Huntington Building
Cleveland, Ohio


                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

Board of Directors
National City Mortgage Co.

     We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.(NCM) complied with the minimum servicing standands set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended December 31, 2003. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about NCM's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Pubic Accountants and, accordingly, included examining, on a test basis, evidence about the NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

     In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2003 is fairly stated, in all material respects.

     This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM's private investors and is not intended to be and should not be used by anyone oher than these specified parties.

Ernest & Young LLP

February 25, 2004

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                                  -----------
ABN AMRO  Mortgage  Group,  Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706

        Management's Assertion on Compliance with the Minimum Servicing
       Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, LaSalle Bank Corporation, had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount of $25,000,000.


/s/ Stanley Rhodes               /s/ Richard Geary
-----------------------          ------------------------
President                       Group Senior Vice President and Manager


January 20, 2004

Cendant Mortgage
300 Leadenhall Road
Mount Laurel, NJ  08054



     As of and for the year ended December 31, 2003, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $140 million and $20 million, respectively.


Cendant Mortgage Corporation


By:   /s/ Terence W. Edwards
-----------------------------
Terence W. Edwards
President and Chief Executive Officer


By:   /s/ Mark Danahy
-----------------------------
Mark Danahy
Senior Vice President and Chief Financial Officer



By:  /s/ Martin L. Foster
-----------------------------
Martin L. Foster
Senior Vice President -- Loan Servicing

National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio  45342
telephone (937) 910-1200



        Management's Assertion on Compliance with the Minimum Servicing
       Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management

     We, as members of management of National City Mortgage Co. (NCM) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

     As of and for this same period, NCM had in effect a fidelity bond in the amount of $200 million and an error and omissions policy in the amount of $200 million.


/s/ Charles Abourezk
-----------------------
Charles Abourezk
Senior Vice President


February 25, 2004

                                  EXHIBIT 99.3
                        Annual Statement as to Compliance
                        -------------------------------


ABN-AMRO Mortgage
Loan Administration
4242 N. Harlem Ave.
Norridge, Illinois 60706


                          ANNUAL STATEMENT OF COMPLIANCE

     The undersigned, an officer of ABN AMRO Mortgage Group, Inc. ("ABN AMRO"), hereby certifies as follows:

     1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2003, with respect to performance under the Agreement referenced in the attached,

                        and

     2. To the best of my knowledge, based on such review ABN AMRO has, as of the last day of said preceding calencar year, fulfilled all of its material obligations under said Agreement.

     In witness whereof the undersigned has signed this Annual Statement of Compliance on this 1st day of March, 2004.

                                ABN AMRO Mortgage Group, Inc.


                                By:  /s/ Richard F. Geary
                                ----------------------------
                                Richard F. Geary
                                Group Senior Vice President

Cendant Mortgage
300 Leadenhall Road
Mount Laurel, NJ  08054



OFFICER'S CERTIFICATION

     Pursuant to Article VII, Section 7.4 of the Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated as of November 1, 2002, the undersigned Officers of Cendant Mortgage Company certifies to the following:

     A review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and

     The Company has complied with the provisions of this Agreement or similar agreements, and to the best of such officers' knowledge, based on such review, the Company has fulfilled all its obligations under this Agreement.


Cendant Mortgage Corporation


By:  Marc Hinkle                                By:  Rosemary Dunne-Maclaine
-------------------------                       -----------------------------
Marc Hinkle                                     Rosemary Dunne-Maclaine
Vice President                                  Assistant Secretary
Date:  03/25/04                                 Date:  03/25/04

National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio  45342
telephone (937) 910-1200


JPMorgan Chase Bank
Attn:  Tom Venusti
4 New York Plaza, 6th floor
New York, NY 10004

RE:     Officer's Certification - National City Mortgage
        Inv. 909 - GSR 2003-1
        Inv. 910 - GSR 2003-2F
        Inv. 919 - GSR 2003-3F
        Inv. 928 - GSR 2003-4F

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

a. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the year;

b. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

c. I have confirmed thta the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full forece and effect;

d. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

e. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Chase Manhattan Mortgage Corporation;

f.   All custodial accounts have been reconciled and are properly funded; and

g. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

/s/ Mary Beth Criswell
---------------------------
Mary Beth Criswell
Vice President

March 12, 2004