Form 10-K/A
period 2003-12-31
GS MORTGAGE SECURITIES CORP MORT PAS THRU CRTS SRIES 2003-1
filed 2004-04-13
CIK 1219665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-K/A

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

AMENDMENT 1 OF 1



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




Date:  April 13, 2004            By:   /s/ Janet Bell
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

I, Janet Bell, certify that:

     1. I have reviewed this annual report on Form 10-K/A ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

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

     Date:  April 13, 2004
           --------------------------------

       By:   /s/ Janet Bell
            --------------------------------------
     Name:  Janet Bell
     Title: Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit Description

99.1    Annual Independent Accountant's Servicing Report

        b) Cendant Mortgage Corporation., as Servicer

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                        -------------------------------

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, New Jersey 08540
Tel (609) 514-3600
Fax ((609) 514-3603
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


To Cendant Mortgage Corporation:

     We have examined management's assertion that Cendant Mortgage Corporation (the Company) has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards described in the accompanying Management Assertion Report. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standands.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects based on the criteria set forth in Appendix I.

By:  /s/ Deloitte & Touche LLP
---------------------------

February 23, 2004


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five (45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.