Form 10-K/A
period 2003-12-31
GS MORTGAGE SECURITIES CORP MORT PAS THRU CRTS SRIES 2003-1
filed 2004-04-28
CIK 1219665

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

(c) Exhibits to this report.

     ABN AMRO  Mortgage  Inc.,  as  Servicer - Annual  Independent  Accountants'
Servicing Report and Report of Management as to Compliance with Minimum Servicing Standards filed as Exhibit 99.1 hereto.

     National City Mortgage Co., as Servicer - Annual Independent Accountants' Servicing Report and Report of Management as to Compliance with Minimum Servicing Standards filed as Exhibit 99.2 hereto.

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




Date: April 27, 2004             By:   /s/ Janet Bell
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

     Date: April 27, 2004
           --------------------------------

       By:   /s/ Janet Bell
            --------------------------------------
     Name:  Janet Bell
     Title: Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit     Description

99.1    ABN AMRO Mortgage Inc., as Servicer
        Annual Independent Accountants' Servicing Report
        Report of Management as to Compliance with Minimum Servicing  Standards

99.2   National City Mortgage Co.
        Annual Independent Accountants' Servicing Report
        Report of Management as to Compliance with Minimum Servicing  Standards

                                  EXHIBIT 99.1
                      ABN AMRO Mortgage Inc., as Servicer
                Annual Independent Accountants' Servicing Report
     Report of Management as to Compliance with Minimum Servicing Standards
                        -------------------------------

Ernst & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, IL  60606

                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

Board of Directors
LaSalle Bank Corporation

     We have examined management's assertion, included in the accompanying report titled Report of Management, that ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) complied with the servicing standands identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2003. Management is responsible for AAMG's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about AAMG's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with the specified servicing minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with the specified minimum servicing standards.

     In our opinion, management's assertion, that AAMG complied with the aforementioned specified servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.


Ernst & Young LLP

January 30, 2004

ABN AMRO  Mortgage  Group,  Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706


        Management's Assertion on Compliance with the Minimum Servicing
       Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of AAMG's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Bank complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, LaSalle Bank Corporation, had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount of $25,000,000.


/s/ Stanley Rhodes               /s/ Richard Geary
-----------------------          ------------------------
President                       Group Senior Vice President and Manager


January 30, 2004

                                   Exhibit A

                     Specified Minimum Servicing Standards


I.   Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a.   be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d.   document  explanations for reconciling items. These reconciling
             items shall  be  resolved   within  ninety  (90) calendar days  of
             their original  identification.

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

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

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

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

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

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

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

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

                                  EXHIBIT 99.2
                           National City Mortgage Co.
                Annual Independent Accountants' Servicing Report
     Report of Management as to Compliance with Minimum Servicing Standards
                        -------------------------------


Ernst & Young LLP
1300 Huntington Building
Cleveland, Ohio

                 Report on Management's Assertion on Compliance
         with the Specified Minimum Servicing Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                        Report of Independent Accountants


Board of Directors
National City Mortgage Co.

     We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year-ended December 31, 2003. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

     In  our  opinion,   management's  assertion  that  NCM  complied  with  the
aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.


Ernst & Young LLP

February 25, 2004

National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio  45342
telephone (937) 910-1200


         Management's Assertion on Compliance with the Specified Minimum
        Servicing Standards Set Forth in the Uniform Single Attestation
                          Program for Mortgage Bankers

                              Report of Management

     We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

     As of December 31, 2003 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $200 million.


/s/  Steven M. Scheid
-----------------------
Steven M. Scheid
Senior Vice President


February 25, 2004

                                   Exhibit A

                     Specified Minimum Servicing Standards


I.   Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a.   be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d.   document  explanations for reconciling items. These reconciling
             items shall  be  resolved   within  ninety  (90) calendar days  of
             their original  identification.

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

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

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

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

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

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

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

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.